Form 10-K
period 2023-12-31
BMO 2023-C7 Mortgage Trust
filed 2024-03-29
CIK 1995500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of issuing entity: 333-255934-09

Central Index Key Number of the issuing entity: 0001995500

BMO 2023-C7 Mortgage Trust

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor:0001861132

BMO Commercial Mortgage Securities LLC

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:0000927971

Bank of Montreal

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001701238

Citi Real Estate Funding Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001685185

UBS AG

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001548405

Starwood Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001942310

RRECM Capital II, LLC

(formerly known as Sabal Capital II, LLC)

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001931347

Greystone Commercial Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001089877

KeyBank National Association

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	38-4297070 38-4297071 38-7292560 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(667) 786‑1992

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ___

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ___

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ___

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

 DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

 1.  The RTL Retail Portfolio mortgage loan, which represented approximately 4.9% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Knoll Ridge Apartments mortgage loan, which represented approximately 2.4% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Regency Retail Portfolio mortgage loan, which represented approximately 1.8% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The RTL Retail Portfolio mortgage loan, Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan and each of the related companion loan(s) are serviced pursuant to the BBCMS 2023-C22 PSA (as defined in Item 15 below).

2.  The 11 West 42nd Street mortgage loan, which represented approximately 3.6% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 11 West 42nd Street mortgage loan and each of the related companion loan(s) are serviced pursuant to the BANK5 2023-5YR3 PSA (as defined in Item 15 below)

 3.  The Arundel Mills and Marketplace mortgage loan, which represented approximately 8.1% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 60 Hudson mortgage loan, which represented approximately 2.7% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan and each of the related companion loan(s) are serviced pursuant to the MWSF 2023-2 PSA (as defined in Item 15 below).

4.  The Bala Plaza Portfolio mortgage loan, which represented approximately 5.4% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 645 North Michigan Avenue mortgage loan, which represented approximately 2.3% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2023-B40 PSA (as defined in Item 15 below).

5.   This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Computershare Trust Company, National Association as certificate administrator under the BBCMS 2023-C22 PSA, the BANK5 2023-5YR3 PSA, the MWSF 2023-2 PSA and the Benchmark 2023-B40 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

6.  This report on Form 10-K does not include the servicer compliance statement of Rialto Capital Advisors, LLC, as special servicer for the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan, and the Regency Retail Portfolio mortgage loan under the BBCMS 2023-C22 PSA, because Rialto Capital Advisors, LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of (i) Computershare Trust Company, National Association as certificate administrator under the BBCMS 2023-C22 PSA, the BANK5 2023-5YR3 PSA, the MWSF 2023-2 PSA and the Benchmark 2023-B40 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

PART I
Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 1C.	Cybersecurity. Omitted.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures. Not applicable.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

With respect to the pool assets for BMO 2023-C7 Mortgage Trust, there are no significant obligors within the meaning of Item 1101(k) of Regulation AB.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

Provided previously in the prospectus of the Registrant relating to the issuing entity and filed on December 4, 2023 pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as part of the report:

(1) Not Applicable

(2) Not Applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

(4.1) Pooling and Servicing Agreement, dated as of December 1, 2023, by and among BMO Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, KeyBank National Association, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A dated December 22, 2023, and filed on January 5, 2023 under Commission File No. 333-255934-09, and is incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of November 1, 2023 (the “BBCMS 2023-C22 PSA”), among Barclays Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K dated November 30, 2023, and filed by the registrant on December 4, 2023 under Commission File No. 333-255934-09, and is incorporated by reference herein). (See Explanatory Note 1)

(4.3) Pooling and Servicing Agreement, dated as of September 1, 2023 (the “BANK5 2023-5YR3 PSA”), among Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Greystone Servicing Company LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K dated November 30, 2023, and filed on December 4, 2023 under Commission File No. 333-255934-09, and is incorporated by reference herein). (See Explanatory Note 2)

(4.4) Pooling and Servicing Agreement, dated as of December 1, 2023 (the “MWSF 2023-2 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Argentic Services Company LP, as special servicer, BellOak, LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.15 to the registrant's amended Current Report on Form 8-K/A dated December 22, 2023, and filed on December 22, 2023 under Commission File No. 333-255934-09, and is incorporated by reference herein). (See Explanatory Note 3)

(4.5) Pooling and Servicing Agreement, dated as of December 1, 2023 (the “Benchmark 2023-B40 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator and trustee (filed as Exhibit 4.16 to the registrant's amended Current Report on Form 8-K/A dated December 22, 2023, and filed by the registrant on December 22, 2023 under Commission File No. 333-255934-09, and is incorporated by reference herein). (See Explanatory Note 4)

31 Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 5)

33.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

33.2  KeyBank National Association, as special servicer

33.3  Pentalpha Surveillance LLC, as operating advisor

33.4  Computershare Trust Company, National Association, as certificate administrator and trustee

33.5  Computershare Trust Company, National Association, as custodian

33.6  SCP Servicing, LLC, as primary servicer

33.7  Wells Fargo Bank, National Association, as master servicer under the MSWF 2023-2 PSA, pursuant to which the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan are serviced.

33.8  Argentic Services Company LP, as special servicer for the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan under the MSWF 2023-2 PSA.

33.9  BellOak, LLC, as operating advisor for the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan under the MSWF 2023-2 PSA.

33.10  Computershare Trust Company, National Association, as custodian for the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan under the MSWF 2023-2 PSA. (see Exhibit 33.5)

33.11  Computershare Trust Company, National Association, as trustee for the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan under the MSWF 2023-2 PSA. (see Exhibit 33.4)

33.12  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA, pursuant to which the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan are serviced. (see Exhibit 33.1)

33.13  LNR Partners, LLC, as special servicer for the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan under the Benchmark 2023-B40 PSA.

33.14  Pentalpha Surveillance LLC, as operating advisor for the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 33.3)

33.15  Computershare Trust Company, National Association, as custodian for the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 33.5)

33.16  Computershare Trust Company, National Association, as trustee for the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 33.4)

33.17  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2023-C22 PSA, pursuant to which the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan are serviced. (see Exhibit 33.1)

33.18  Rialto Capital Advisors, LLC, as special servicer for the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan under the BBCMS 2023-C22 PSA.

33.19  Pentalpha Surveillance LLC, as operating advisor for the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan under the BBCMS 2023-C22 PSA. (see Exhibit 33.3)

33.20  Computershare Trust Company, National Association, as custodian for the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan under the BBCMS 2023-C22 PSA. (see Exhibit 33.5)

33.21  Computershare Trust Company, National Association, as trustee for the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan under the BBCMS 2023-C22 PSA. (see Exhibit 33.4)

33.22  Wells Fargo Bank, National Association, as master servicer under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced. (see Exhibit 33.7)

33.23  Greystone Servicing Company LLC, as special servicer for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA.

33.24  Pentalpha Surveillance LLC, as operating advisor for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 33.3)

33.25  Computershare Trust Company, National Association, as custodian for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 33.5)

33.26  Computershare Trust Company, National Association, as trustee for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 33.4)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 5)

34.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

34.2  KeyBank National Association, as special servicer

34.3  Pentalpha Surveillance LLC, as operating advisor

34.4  Computershare Trust Company, National Association, as certificate administrator and trustee

34.5  Computershare Trust Company, National Association, as custodian

34.6  SCP Servicing, LLC, as primary servicer

34.7  Wells Fargo Bank, National Association, as master servicer under the MSWF 2023-2 PSA, pursuant to which the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan are serviced.

34.8  Argentic Services Company LP, as special servicer for the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan under the MSWF 2023-2 PSA.

34.9  BellOak, LLC, as operating advisor for the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan under the MSWF 2023-2 PSA.

34.10  Computershare Trust Company, National Association, as custodian for the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan under the MSWF 2023-2 PSA. (see Exhibit 34.5)

34.11  Computershare Trust Company, National Association, as trustee for the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan under the MSWF 2023-2 PSA. (see Exhibit 34.4)

34.12  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA, pursuant to which the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan are serviced. (see Exhibit 34.1)

34.13  LNR Partners, LLC, as special servicer for the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan under the Benchmark 2023-B40 PSA.

34.14  Pentalpha Surveillance LLC, as operating advisor for the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 34.3)

34.15  Computershare Trust Company, National Association, as custodian for the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 34.5)

34.16  Computershare Trust Company, National Association, as trustee for the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 34.4)

34.17  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2023-C22 PSA, pursuant to which the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan are serviced. (see Exhibit 34.1)

34.18  Rialto Capital Advisors, LLC, as special servicer for the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan under the BBCMS 2023-C22 PSA.

34.19  Pentalpha Surveillance LLC, as operating advisor for the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan under the BBCMS 2023-C22 PSA. (see Exhibit 34.3)

34.20  Computershare Trust Company, National Association, as custodian for the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan under the BBCMS 2023-C22 PSA. (see Exhibit 34.5)

34.21  Computershare Trust Company, National Association, as trustee for the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan under the BBCMS 2023-C22 PSA. (see Exhibit 34.4)

34.22  Wells Fargo Bank, National Association, as master servicer under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced. (see Exhibit 34.7)

34.23  Greystone Servicing Company LLC, as special servicer for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA.

34.24  Pentalpha Surveillance LLC, as operating advisor for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 34.3)

34.25  Computershare Trust Company, National Association, as custodian for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 34.5)

34.26  Computershare Trust Company, National Association, as trustee for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 34.4)

35 Servicer compliance statement. (See Explanatory Note 6)

35.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2  KeyBank National Association, as special servicer

35.3  Computershare Trust Company, National Association, as certificate administrator

35.4  SCP Servicing, LLC, as primary servicer

35.5  Wells Fargo Bank, National Association, as master servicer under the MSWF 2023-2 PSA, pursuant to which the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan are serviced.

35.6  Argentic Services Company LP, as special servicer for the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan under the MSWF 2023-2 PSA.

35.7  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA, pursuant to which the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan are serviced. (see Exhibit 35.1)

35.8  LNR Partners, LLC, as special servicer for the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan under the Benchmark 2023-B40 PSA.

35.9  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2023-C22 PSA, pursuant to which the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan are serviced. (see Exhibit 35.1)

35.10  Rialto Capital Advisors, LLC, as special servicer for the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan, and the Regency Retail Portfolio mortgage loan under the BBCMS 2023-C22 PSA.

35.11  Wells Fargo Bank, National Association, as master servicer under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced. (see Exhibit 35.5)

35.12  Greystone Servicing Company LLC, as special servicer for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA.

99.1  Mortgage Loan Purchase Agreement, dated as of December 1, 2023, between Bank of Montreal and BMO Commercial Mortgage Securities LLC, pursuant to which Bank of Montreal sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A dated December 22, 2023, and filed on December 22, 2023 under Commission File No. 333-255934-09, and is incorporated by reference herein).

99.2  Mortgage Loan Purchase Agreement, dated as of December 1, 2023, between Citi Real Estate Funding and BMO Commercial Mortgage Securities LLC, pursuant to which Citi Real Estate Funding sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K/A dated December 22, 2023, and filed on December 22, 2023 under Commission File No. 333-255934-09, and is incorporated by reference herein).

99.3  Mortgage Loan Purchase Agreement, dated as of December 1, 2023, between Greystone Commercial Mortgage Capital LLC, Greystone Select Company II LLC  and BMO Commercial Mortgage Securities LLC, pursuant to which Greystone Commercial Mortgage Capital LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K/A dated December 22, 2023, and filed on December 22, 2023 under Commission File No. 333-255934-09, and is incorporated by reference herein).

99.4  Mortgage Loan Purchase Agreement, dated as of December 1, 2023, between KeyBank National Association and BMO Commercial Mortgage Securities LLC, pursuant to which KeyBank National Association sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K/A dated December 22, 2023, and filed on December 22, 2023 under Commission File No. 333-255934-09, and is incorporated by reference herein).

99.5  Mortgage Loan Purchase Agreement, dated as of December 1, 2023, between RRECM Capital II, LCC, RRECM Holdings, LLC and BMO Commercial Mortgage Securities LLC, pursuant to which RRECM Capital II, LCC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K/A dated December 22, 2023, and filed on January 5, 2024 under Commission File No. 333-255934-09, and is incorporated by reference herein).

99.6  Mortgage Loan Purchase Agreement, dated as of December 1, 2023, between Starwood Mortgage Capital LLC and BMO Commercial Mortgage Securities LLC, pursuant to which Starwood Mortgage Capital LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K/A dated December 22, 2023, and filed on December 22, 2023 under Commission File No. 333-255934-09, and is incorporated by reference herein).

99.7  Mortgage Loan Purchase Agreement, dated as of December 1, 2023, between UBS AG and BMO Commercial Mortgage Securities LLC, pursuant to which UBS AG sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K/A dated December 22, 2023, and filed on December 22, 2023 under Commission File No. 333-255934-09, and is incorporated by reference herein).

99.8  Subservicing Agreement dated as of December 1, 2023 between Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, and SCP Servicing, LLC, as subservicer (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K dated November 30, 2023, and filed on December 4, 2023 under Commission File No. 333-255934-09, and is incorporated by reference herein).

(b) The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMO Commercial Mortgage Securities LLC

(Depositor)

/s/ Paul Vanderslice

Paul Vanderslice, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 29, 2024