Form 10-K
period 2024-12-31
BMO 2023-C7 Mortgage Trust
filed 2025-03-31
CIK 1995500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

5.  The OPI Portfolio mortgage loan, which represented approximately 3.4% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The OPI Portfolio mortgage loan and each of the related companion loan(s) (i) were serviced pursuant to the BMO 2023-C7 PSA (as defined in Item 15 below) prior to February 14, 2024 and (ii) are serviced pursuant to the BMO 2024-5C3 PSA (as defined in Item 15 below) on and after February 14, 2024.

6.  The Creekside Town Center mortgage loan, which represented approximately 3.2% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Creekside Town Center mortgage loan and each of the related companion loan(s) (i) were serviced pursuant to the BMO 2023-C7 PSA (as defined in Item 15 below) prior to November 7, 2024 and (ii) are serviced pursuant to the BMO 2024-C10 PSA (as defined in Item 15 below) on and after November 7, 2024.

7.   Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) 3650 REIT Loan Servicing LLC, as special servicer for the Creekside Town Center mortgage loan under the BMO 2023-C10 PSA, (ii) Wilmington Savings Fund Society, FSB, as trustee under the BMO 2023-C10 PSA and (iii) Citibank, N.A., as custodian for the Creekside Town Center mortgage loan under the BMO 2023-C10 PSA, are not included in this report on Form 10-K because each of 3650 REIT Loan Servicing LLC, Wilmington Savings Fund Society, FSB and Citibank, N.A. performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Computershare Trust Company, National Association as certificate administrator under the BBCMS 2023-C22 PSA, the BANK5 2023-5YR3 PSA, the MWSF 2023-2 PSA, the Benchmark 2023-B40 PSA and the BMO 2024-5C3 PSA and (ii) Citibank, N.A. as certificate administrator under the BMO 2023-C10 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

8.  This report on Form 10-K does not include the servicer compliance statement of (i) Rialto Capital Advisors, LLC, as special servicer for the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan under the BBCMS 2023-C22 PSA and (ii) 3650 REIT Loan Servicing LLC, as special servicer for the Creekside Town Center mortgage loan under the BMO 2023-C10 PSA, because each of Rialto Capital Advisors, LLC and 3650 REIT Loan Servicing LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of (i) Computershare Trust Company, National Association as certificate administrator under the BBCMS 2023-C22 PSA, the BANK5 2023-5YR3 PSA, the MWSF 2023-2 PSA, the Benchmark 2023-B40 PSA and the BMO 2024-5C3 PSA and (ii) Citibank, N.A. as certificate administrator under the BMO 2023-C10 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

(a) List the following documents filed as part of the report:

(1) Not Applicable

(2) Not Applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

(4.1) Pooling and Servicing Agreement, dated as of December 1, 2023 (the “BMO 2023-C7 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, KeyBank National Association, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A dated December 22, 2023, and filed on January 5, 2023 under Commission File No. 333-255934-09, and is incorporated by reference herein).

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

(4.6) Pooling and Servicing Agreement, dated as of February 1, 2024 (the “BMO 2024-5C3 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, Wells Fargo Bank, National Association, as master servicer, Greystone Servicing Company LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer and Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated February 14, 2024, and filed by the registrant on February 21, 2024 under Commission File No. 333-255934-09, and is incorporated by reference herein). (See Explanatory Note 5)

(4.7) Pooling and Servicing Agreement, dated as of November 1, 2024 (the “BMO 2024-C10 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, KeyBank National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, Citibank N.A., as certificate administrator, and Wilmington Savings Fund Society, FSB, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated November 7, 2024, and filed by the registrant on November 13, 2024 under Commission File No. 333-255934-09, and is incorporated by reference herein). (See Explanatory Note 6)

31 Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 7)

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

33.8  CoreLogic Solutions, LLC, as servicing function participant under the MSWF 2023-2 PSA, pursuant to which the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan are serviced.

33.9  Argentic Services Company LP, as special servicer for the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan under the MSWF 2023-2 PSA.

33.10  BellOak, LLC, as operating advisor for the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan under the MSWF 2023-2 PSA.

33.11  Computershare Trust Company, National Association, as custodian for the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan under the MSWF 2023-2 PSA. (see Exhibit 33.5)

33.12  Computershare Trust Company, National Association, as trustee for the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan under the MSWF 2023-2 PSA. (see Exhibit 33.4)

33.13  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA, pursuant to which the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan are serviced. (see Exhibit 33.1)

33.14  LNR Partners, LLC, as special servicer for the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan under the Benchmark 2023-B40 PSA.

33.15  Pentalpha Surveillance LLC, as operating advisor for the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 33.3)

33.16  Computershare Trust Company, National Association, as custodian for the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 33.5)

33.17  Computershare Trust Company, National Association, as trustee for the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 33.4)

33.18  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2023-C22 PSA, pursuant to which the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan are serviced. (see Exhibit 33.1)

33.19  Rialto Capital Advisors, LLC, as special servicer for the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan under the BBCMS 2023-C22 PSA.

33.20  Pentalpha Surveillance LLC, as operating advisor for the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan under the BBCMS 2023-C22 PSA. (see Exhibit 33.3)

33.21  Computershare Trust Company, National Association, as custodian for the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan under the BBCMS 2023-C22 PSA. (see Exhibit 33.5)

33.22  Computershare Trust Company, National Association, as trustee for the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan under the BBCMS 2023-C22 PSA. (see Exhibit 33.4)

33.23  Wells Fargo Bank, National Association, as master servicer under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced. (see Exhibit 33.7)

33.24  CoreLogic Solutions, LLC, as servicing function participant under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced. (see Exhibit 33.8)

33.25  Greystone Servicing Company LLC, as special servicer for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA.

33.26  Pentalpha Surveillance LLC, as operating advisor for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 33.3)

33.27  Computershare Trust Company, National Association, as custodian for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 33.5)

33.28  Computershare Trust Company, National Association, as trustee for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 33.4)

33.29  Wells Fargo Bank, National Association, as master servicer under the BMO 2024-5C3 PSA, pursuant to which the OPI Portfolio mortgage loan is serviced on and after February 14, 2024. (see Exhibit 33.7)

33.30  CoreLogic Solutions, LLC, as servicing function participant under the BMO 2024-5C3 PSA, pursuant to which the OPI Portfolio mortgage loan is serviced on and after February 14, 2024. (see Exhibit 33.8)

33.31  Greystone Servicing Company LLC, as special servicer for the OPI Portfolio mortgage loan under the BMO 2024-5C3 PSA on and after February 14, 2024. (see Exhibit 33.25)

33.32  Park Bridge Lender Services LLC, as operating advisor for the OPI Portfolio mortgage loan under the BMO 2024-5C3 PSA on and after February 14, 2024.

33.33  Computershare Trust Company, National Association, as custodian for the OPI Portfolio mortgage loan under the BMO 2024-5C3 PSA on and after February 14, 2024. (see Exhibit 33.5)

33.34  Computershare Trust Company, National Association, as trustee under the BMO 2024-5C3 PSA, pursuant to which the OPI Portfolio mortgage loan is serviced on and after February 14, 2024. (see Exhibit 33.4)

33.35  KeyBank National Association, as master servicer under the BMO 2024-C10 PSA, pursuant to which the Creekside Town Center mortgage loan is serviced on and after November 7, 2024. (see Exhibit 33.2)

33.36  Park Bridge Lender Services LLC, as operating advisor for the Creekside Town Center mortgage loan under the BMO 2024-C10 PSA on and after November 7, 2024. (see Exhibit 33.32)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 7)

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

34.8  CoreLogic Solutions, LLC, as servicing function participant under the MSWF 2023-2 PSA, pursuant to which the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan are serviced.

34.9  Argentic Services Company LP, as special servicer for the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan under the MSWF 2023-2 PSA.

34.10  BellOak, LLC, as operating advisor for the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan under the MSWF 2023-2 PSA.

34.11  Computershare Trust Company, National Association, as custodian for the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan under the MSWF 2023-2 PSA. (see Exhibit 34.5)

34.12  Computershare Trust Company, National Association, as trustee for the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan under the MSWF 2023-2 PSA. (see Exhibit 34.4)

34.13  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA, pursuant to which the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan are serviced. (see Exhibit 34.1)

34.14  LNR Partners, LLC, as special servicer for the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan under the Benchmark 2023-B40 PSA.

34.15  Pentalpha Surveillance LLC, as operating advisor for the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 34.3)

34.16  Computershare Trust Company, National Association, as custodian for the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 34.5)

34.17  Computershare Trust Company, National Association, as trustee for the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 34.4)

34.18  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2023-C22 PSA, pursuant to which the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan are serviced. (see Exhibit 34.1)

34.19  Rialto Capital Advisors, LLC, as special servicer for the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan under the BBCMS 2023-C22 PSA.

34.20  Pentalpha Surveillance LLC, as operating advisor for the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan under the BBCMS 2023-C22 PSA. (see Exhibit 34.3)

34.21  Computershare Trust Company, National Association, as custodian for the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan under the BBCMS 2023-C22 PSA. (see Exhibit 34.5)

34.22  Computershare Trust Company, National Association, as trustee for the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan under the BBCMS 2023-C22 PSA. (see Exhibit 34.4)

34.23  Wells Fargo Bank, National Association, as master servicer under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced. (see Exhibit 34.7)

34.24  CoreLogic Solutions, LLC, as servicing function participant under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced. (see Exhibit 34.8)

34.25  Greystone Servicing Company LLC, as special servicer for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA.

34.26  Pentalpha Surveillance LLC, as operating advisor for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 34.3)

34.27  Computershare Trust Company, National Association, as custodian for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 34.5)

34.28  Computershare Trust Company, National Association, as trustee for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 34.4)

34.29  Wells Fargo Bank, National Association, as master servicer under the BMO 2024-5C3 PSA, pursuant to which the OPI Portfolio mortgage loan is serviced on and after February 14, 2024. (see Exhibit 34.7)

34.30  CoreLogic Solutions, LLC, as servicing function participant under the BMO 2024-5C3 PSA, pursuant to which the OPI Portfolio mortgage loan is serviced on and after February 14, 2024. (see Exhibit 34.8)

34.31  Greystone Servicing Company LLC, as special servicer for the OPI Portfolio mortgage loan under the BMO 2024-5C3 PSA on and after February 14, 2024. (see Exhibit 34.25)

34.32  Park Bridge Lender Services LLC, as operating advisor for the OPI Portfolio mortgage loan under the BMO 2024-5C3 PSA on and after February 14, 2024.

34.33  Computershare Trust Company, National Association, as custodian for the OPI Portfolio mortgage loan under the BMO 2024-5C3 PSA on and after February 14, 2024. (see Exhibit 34.5)

34.34  Computershare Trust Company, National Association, as trustee under the BMO 2024-5C3 PSA, pursuant to which the OPI Portfolio mortgage loan is serviced on and after February 14, 2024. (see Exhibit 34.4)

34.35  KeyBank National Association, as master servicer under the BMO 2024-C10 PSA, pursuant to which the Creekside Town Center mortgage loan is serviced on and after November 7, 2024. (see Exhibit 34.2)

34.36  Park Bridge Lender Services LLC, as operating advisor for the Creekside Town Center mortgage loan under the BMO 2024-C10 PSA on and after November 7, 2024. (see Exhibit 34.32)

35 Servicer compliance statement. (See Explanatory Note 8)

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

35.9  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2023-C22 PSA, pursuant to which the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan are serviced. (see Exhibit 35.1)

35.10  Wells Fargo Bank, National Association, as master servicer under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced. (see Exhibit 35.5)

35.11  Greystone Servicing Company LLC, as special servicer for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA.

35.12  Wells Fargo Bank, National Association, as master servicer under the BMO 2024-5C3 PSA, pursuant to which the OPI Portfolio mortgage loan is serviced on and after February 14, 2024. (see Exhibit 35.5)

35.13  Greystone Servicing Company LLC, as special servicer for the OPI Portfolio mortgage loan under the BMO 2024-5C3 PSA on and after February 14, 2024. (see Exhibit 35.11)

35.14  KeyBank National Association, as master servicer under the BMO 2024-C10 PSA, pursuant to which the Creekside Town Center mortgage loan is serviced on and after November 7, 2024. (see Exhibit 35.2)

99.1  Mortgage Loan Purchase Agreement, dated as of December 1, 2023, between Bank of Montreal and BMO Commercial Mortgage Securities LLC, pursuant to which Bank of Montreal sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A dated December 22, 2023, and filed on December 22, 2023 under Commission File No. 333-255934-09, and is incorporated by reference herein).

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

Date: March 31, 2025