Form 10-K
period 2025-12-31
BMO 2023-C7 Mortgage Trust
filed 2026-03-31
CIK 1995500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

2.  The 11 West 42nd Street mortgage loan, which represented approximately 3.6% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 11 West 42nd Street mortgage loan and each of the related companion loan(s) are serviced pursuant to the BANK5 2023-5YR3 PSA (as defined in Item 15 below).  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the BANK5 2023-5YR3 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-255934-09.

3.  The Arundel Mills and Marketplace mortgage loan, which represented approximately 8.1% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 60 Hudson mortgage loan, which represented approximately 2.7% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan and each of the related companion loan(s) are serviced pursuant to the MWSF 2023-2 PSA (as defined in Item 15 below).  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the MWSF 2023-2 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-255934-09.

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

5.  The OPI Portfolio mortgage loan, which represented approximately 3.4% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The OPI Portfolio mortgage loan and each of the related companion loan(s) are serviced pursuant to the BMO 2024-5C3 PSA (as defined in Item 15 below).  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the BMO 2024-5C3 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-255934-09.  Effective as of March 10, 2025, Greystone Servicing Company LLC was terminated as the special servicer under the BMO 2024-5C3 PSA (as defined in Item 15 below), and Midland Loan Services, a Division of PNC Bank, National Association has been appointed to act as the successor special servicer under the BMO 2024-5C3 PSA, as disclosed in the Current Report on Form 8-K filed on March 10, 2025 under Commission File No. 333-255934-09.

6.  The Creekside Town Center mortgage loan, which represented approximately 3.2% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Creekside Town Center mortgage loan and each of the related companion loan(s) are serviced pursuant to the BMO 2024-C10 PSA (as defined in Item 15 below).

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

(4.3) Pooling and Servicing Agreement, dated as of September 1, 2023 (the “BANK5 2023-5YR3 PSA”), among Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Greystone Servicing Company LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K dated November 30, 2023, and filed on December 4, 2023 under Commission File No. 333-255934-09, and is incorporated by reference herein). (See Explanatory Note 2)

(4.4) Pooling and Servicing Agreement, dated as of December 1, 2023 (the “MWSF 2023-2 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Argentic Services Company LP, as special servicer, BellOak, LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.15 to the registrant's amended Current Report on Form 8-K/A dated December 22, 2023, and filed on December 22, 2023 under Commission File No. 333-255934-09, and is incorporated by reference herein). (See Explanatory Note 3)

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

(4.6) Pooling and Servicing Agreement, dated as of February 1, 2024 (the “BMO 2024-5C3 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Midland Loan Services, a Division of PNC Bank, National Association (as successor to Greystone Servicing Company LLC), as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer and Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated February 14, 2024, and filed by the registrant on February 21, 2024 under Commission File No. 333-255934-09, and is incorporated by reference herein). (See Explanatory Note 5)

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

33.3  Pentalpha Surveillance LLC, as operating advisor

33.4  Computershare Trust Company, National Association, as certificate administrator and trustee

33.5  Computershare Trust Company, National Association, as custodian

33.6  SCP Servicing, LLC, as primary servicer

33.7  Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the MSWF 2023-2 PSA, pursuant to which the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan are serviced.

33.8 Trimont LLC, as master servicer on and after March 1, 2025 under the MSWF 2023-2 PSA, pursuant to which the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan are serviced.

33.9  CoreLogic Solutions, LLC, as servicing function participant under the MSWF 2023-2 PSA, pursuant to which the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan are serviced.

33.10  Argentic Services Company LP, as special servicer for the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan under the MSWF 2023-2 PSA.

33.11  BellOak, LLC, as operating advisor for the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan under the MSWF 2023-2 PSA.

33.12  Computershare Trust Company, National Association, as custodian for the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan under the MSWF 2023-2 PSA. (see Exhibit 33.5)

33.13  Computershare Trust Company, National Association, as trustee for the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan under the MSWF 2023-2 PSA. (see Exhibit 33.4)

33.14  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA, pursuant to which the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan are serviced. (see Exhibit 33.1)

33.15  LNR Partners, LLC, as special servicer for the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan under the Benchmark 2023-B40 PSA.

33.16  Pentalpha Surveillance LLC, as operating advisor for the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 33.3)

33.17  Computershare Trust Company, National Association, as custodian for the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 33.5)

33.18  Computershare Trust Company, National Association, as trustee for the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 33.4)

33.19  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2023-C22 PSA, pursuant to which the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan are serviced. (see Exhibit 33.1)

33.20  Rialto Capital Advisors, LLC, as special servicer for the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan under the BBCMS 2023-C22 PSA.

33.21  Pentalpha Surveillance LLC, as operating advisor for the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan under the BBCMS 2023-C22 PSA. (see Exhibit 33.3)

33.22  Computershare Trust Company, National Association, as custodian for the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan under the BBCMS 2023-C22 PSA. (see Exhibit 33.5)

33.23  Computershare Trust Company, National Association, as trustee for the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan under the BBCMS 2023-C22 PSA. (see Exhibit 33.4)

33.24  Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced. (see Exhibit 33.7)

33.25 Trimont LLC, as master servicer on and after March 1, 2025 under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced. (see Exhibit 33.8)

33.26  CoreLogic Solutions, LLC, as servicing function participant under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced. (see Exhibit 33.9)

33.27  Greystone Servicing Company LLC, as special servicer for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA.

33.28  Pentalpha Surveillance LLC, as operating advisor for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 33.3)

33.29  Computershare Trust Company, National Association, as custodian for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 33.5)

33.30  Computershare Trust Company, National Association, as trustee for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 33.4)

33.31  Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BMO 2024-5C3 PSA, pursuant to which the OPI Portfolio mortgage loan is serviced. (see Exhibit 33.7)

33.32 Trimont LLC, as master servicer on and after March 1, 2025 under the BMO 2024-5C3 PSA, pursuant to which the OPI Portfolio mortgage loan is serviced. (see Exhibit 33.8)

33.33  CoreLogic Solutions, LLC, as servicing function participant under the BMO 2024-5C3 PSA, pursuant to which the OPI Portfolio mortgage loan is serviced. (see Exhibit 33.9)

33.34  Greystone Servicing Company LLC, as special servicer for the OPI Portfolio mortgage loan under the BMO 2024-5C3 PSA prior to March 10, 2025. (see Exhibit 33.27)

33.35  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the OPI Portfolio mortgage loan under the BMO 2024-5C3 PSA on and after March 10, 2025. (see Exhibit 33.1)

33.36  Park Bridge Lender Services LLC, as operating advisor for the OPI Portfolio mortgage loan under the BMO 2024-5C3 PSA.

33.37  Computershare Trust Company, National Association, as custodian for the OPI Portfolio mortgage loan under the BMO 2024-5C3 PSA. (see Exhibit 33.5)

33.38  Computershare Trust Company, National Association, as trustee under the BMO 2024-5C3 PSA, pursuant to which the OPI Portfolio mortgage loan is serviced. (see Exhibit 33.4)

33.39  KeyBank National Association, as master servicer under the BMO 2024-C10 PSA, pursuant to which the Creekside Town Center mortgage loan is serviced. (see Exhibit 33.2)

33.40  Park Bridge Lender Services LLC, as operating advisor for the Creekside Town Center mortgage loan under the BMO 2024-C10 PSA. (see Exhibit 33.36)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 7)

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

34.3  Pentalpha Surveillance LLC, as operating advisor

34.4  Computershare Trust Company, National Association, as certificate administrator and trustee

34.5  Computershare Trust Company, National Association, as custodian

34.6  SCP Servicing, LLC, as primary servicer

34.7  Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the MSWF 2023-2 PSA, pursuant to which the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan are serviced.

34.8 Trimont LLC, as master servicer on and after March 1, 2025 under the MSWF 2023-2 PSA, pursuant to which the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan are serviced.

34.9  CoreLogic Solutions, LLC, as servicing function participant under the MSWF 2023-2 PSA, pursuant to which the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan are serviced.

34.10  Argentic Services Company LP, as special servicer for the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan under the MSWF 2023-2 PSA.

34.11  BellOak, LLC, as operating advisor for the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan under the MSWF 2023-2 PSA.

34.12  Computershare Trust Company, National Association, as custodian for the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan under the MSWF 2023-2 PSA. (see Exhibit 34.5)

34.13  Computershare Trust Company, National Association, as trustee for the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan under the MSWF 2023-2 PSA. (see Exhibit 34.4)

34.14  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA, pursuant to which the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan are serviced. (see Exhibit 34.1)

34.15  LNR Partners, LLC, as special servicer for the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan under the Benchmark 2023-B40 PSA.

34.16  Pentalpha Surveillance LLC, as operating advisor for the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 34.3)

34.17  Computershare Trust Company, National Association, as custodian for the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 34.5)

34.18  Computershare Trust Company, National Association, as trustee for the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 34.4)

34.19  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2023-C22 PSA, pursuant to which the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan are serviced. (see Exhibit 34.1)

34.20  Rialto Capital Advisors, LLC, as special servicer for the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan under the BBCMS 2023-C22 PSA.

34.21  Pentalpha Surveillance LLC, as operating advisor for the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan under the BBCMS 2023-C22 PSA. (see Exhibit 34.3)

34.22  Computershare Trust Company, National Association, as custodian for the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan under the BBCMS 2023-C22 PSA. (see Exhibit 34.5)

34.23  Computershare Trust Company, National Association, as trustee for the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan under the BBCMS 2023-C22 PSA. (see Exhibit 34.4)

34.24  Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced. (see Exhibit 34.7)

34.25 Trimont LLC, as master servicer on and after March 1, 2025 under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced. (see Exhibit 34.8)

34.26  CoreLogic Solutions, LLC, as servicing function participant under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced. (see Exhibit 34.9)

34.27  Greystone Servicing Company LLC, as special servicer for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA.

34.28  Pentalpha Surveillance LLC, as operating advisor for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 34.3)

34.29  Computershare Trust Company, National Association, as custodian for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 34.5)

34.30  Computershare Trust Company, National Association, as trustee for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 34.4)

34.31  Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BMO 2024-5C3 PSA, pursuant to which the OPI Portfolio mortgage loan is serviced. (see Exhibit 34.7)

34.32 Trimont LLC, as master servicer on and after March 1, 2025 under the BMO 2024-5C3 PSA, pursuant to which the OPI Portfolio mortgage loan is serviced. (see Exhibit 34.8)

34.33  CoreLogic Solutions, LLC, as servicing function participant under the BMO 2024-5C3 PSA, pursuant to which the OPI Portfolio mortgage loan is serviced. (see Exhibit 34.9)

34.34  Greystone Servicing Company LLC, as special servicer for the OPI Portfolio mortgage loan under the BMO 2024-5C3 PSA prior to March 10, 2025. (see Exhibit 34.27)

34.35  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the OPI Portfolio mortgage loan under the BMO 2024-5C3 PSA on and after March 10, 2025. (see Exhibit 34.1)

34.36  Park Bridge Lender Services LLC, as operating advisor for the OPI Portfolio mortgage loan under the BMO 2024-5C3 PSA.

34.37  Computershare Trust Company, National Association, as custodian for the OPI Portfolio mortgage loan under the BMO 2024-5C3 PSA. (see Exhibit 34.5)

34.38  Computershare Trust Company, National Association, as trustee under the BMO 2024-5C3 PSA, pursuant to which the OPI Portfolio mortgage loan is serviced. (see Exhibit 34.4)

34.39  KeyBank National Association, as master servicer under the BMO 2024-C10 PSA, pursuant to which the Creekside Town Center mortgage loan is serviced. (see Exhibit 34.2)

34.40  Park Bridge Lender Services LLC, as operating advisor for the Creekside Town Center mortgage loan under the BMO 2024-C10 PSA. (see Exhibit 34.36)

35 Servicer compliance statement. (See Explanatory Note 8)

35.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2  KeyBank National Association, as special servicer

35.3  Computershare Trust Company, National Association, as certificate administrator

35.4  SCP Servicing, LLC, as primary servicer

35.5  Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the MSWF 2023-2 PSA, pursuant to which the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan are serviced.

35.6 Trimont LLC, as master servicer on and after March 1, 2025 under the MSWF 2023-2 PSA, pursuant to which the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan are serviced.

35.7  Argentic Services Company LP, as special servicer for the Arundel Mills and Marketplace mortgage loan and the 60 Hudson mortgage loan under the MSWF 2023-2 PSA.

35.8  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA, pursuant to which the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan are serviced. (see Exhibit 35.1)

35.9  LNR Partners, LLC, as special servicer for the Bala Plaza Portfolio mortgage loan and the 645 North Michigan Avenue mortgage loan under the Benchmark 2023-B40 PSA.

35.10  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2023-C22 PSA, pursuant to which the RTL Retail Portfolio mortgage loan, the Knoll Ridge Apartments mortgage loan and the Regency Retail Portfolio mortgage loan are serviced. (see Exhibit 35.1)

35.11  Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced. (see Exhibit 35.5)

35.12 Trimont LLC, as master servicer on and after March 1, 2025 under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced. (see Exhibit 35.6)

35.13  Greystone Servicing Company LLC, as special servicer for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA.

35.14  Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BMO 2024-5C3 PSA, pursuant to which the OPI Portfolio mortgage loan is serviced. (see Exhibit 35.5)

35.15 Trimont LLC, as master servicer on and after March 1, 2025 under the BMO 2024-5C3 PSA, pursuant to which the OPI Portfolio mortgage loan is serviced. (see Exhibit 35.6)

35.16  Greystone Servicing Company LLC, as special servicer for the OPI Portfolio mortgage loan under the BMO 2024-5C3 PSA prior to March 10, 2025. (see Exhibit 35.13)

35.17  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the OPI Portfolio mortgage loan under the BMO 2024-5C3 PSA on and after March 10, 2025. (see Exhibit 35.1)

35.18  KeyBank National Association, as master servicer under the BMO 2024-C10 PSA, pursuant to which the Creekside Town Center mortgage loan is serviced. (see Exhibit 35.2)

99.1  Mortgage Loan Purchase Agreement, dated as of December 1, 2023, between Bank of Montreal and BMO Commercial Mortgage Securities LLC, pursuant to which Bank of Montreal sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A dated December 22, 2023, and filed on December 22, 2023 under Commission File No. 333-255934-09, and is incorporated by reference herein).

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

Date: March 31, 2026